Form 10-K/A
period 2003-03-28
BEAR STEARNS ASSET BACKED SEC INC IR WH LN HM EQ TR 2002-A
filed 2003-07-30
CIK 1176391

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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



   New York                                       Pending
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

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

  <F1> Filed Herewith.




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

  Dated: July 11, 2003

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


      Date: July 11, 2003


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



  Ex-99.1 (a)


PricewaterhouseCoopers (logo)

PricewaterhouseCoopers LLP
Suite 1300
650 Third Avenue South
Minneapolis MN 55402-4333
Telephone (612) 596 6000
Facsimile (612) 373 7160

Report Of Independent Accountants

To the Board of Directors and Stockholders of Irwin Home Equity:

We have examined management's assertion about Irwin Financial Corporation and its subsidiaries, including Irwin Home Equity (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 21, 2003

  Ex-99.2 (a)


Irwin Home Equity
12677 Alcosta Blvd.
Suite 500
San Ramon, CA 94583-4427
925.277.2001
925.277.2009 Fax

Irwin
Home Equity (logo)


Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards


As of and for the year ended December 31, 2002, Irwin Home Equity, a majority owned subsidiary of Irwin Union Bank and Trust Company have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for
Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $21,000,000 and $20,000,000 respectively.

/s/ Octavio Ricart
Octavio Ricart
Corporate Controller

/s/ Edwin Corbin
Edwin Corbin
Chief Financial Officer

/s/ Jocelyn Martin-Leano
Jocelyn Martin-Leano
Senior Vice President - Loan Servicing


an Irwin Financial Company

  Ex-99.3 (a)

OFFICER'S CERTIFICATE OF THE MASTER SERVICER
RE: ANNUAL STATEMENT AS TO COMPLIANCE

        The undersigned, each a duly authorized representative of Irwin Union Bank and Trust Company as Master Servicer ("Master Servicer") pursuant to the Sale and Servicing Agreement dated as of May 31, 2002, by and among Bear Stearns Asset Backed Securities, Inc. as Depositor, Irwin Union Bank and Trust Company as Master Servicer, Irwin Whole Loan Home Equity Trust 2002-A as Issuer, and Wells Fargo Bank Minnesota, National Association as Indenture Trustee
(as such agreement may be amended, supplemented or otherwise modified from time to time, the "Sale and Servicing Agreement"), do hereby certify as follows:

A. Capitalized terms used in this Certificate have their respective meanings set forth in the Sale and Servicing Agreement. References herein to certain Sections and Subsections are references to the respective Sections and Subsections of the Sale and Servicing Agreement.

B. This Certificate is being delivered pursuant to Section 3.14 of the Sale and Servicing Agreement.

C. The Master Servicer is the Master Servicer under the Sale and Servicing Agreement.

D. The undersigned are duly authorized Officers of the Master Servicer.

E. A review of the activities of the Master Servicer during the 2002 fiscal year and of its performance under the Sale and Servicing Agreement has been made under our supervision.

F. To the best of our knowledge, based on the above mentioned review, the Master Servicer has fulfilled all of their obligations under the Sale and Servicing Agreement and any applicable Supplements throughout the 2002 fiscal year.

IN WITNESS WHEREOF, the Master Servicer has caused this Certificate to be executed and delivered on its behalf by its duly authorized officers on this 27th day of June, 2003.

IRWIN UNION BANK AND TRUST COMPANY

Attest: /s/ Gary A. Iorfido             By: /s/ Edwin K. Corbin
        Gary A Iorfido                      Edwin K. Corbin
        Assistant Secretary                 Vice President-Business
                                            Development, Home Equity Lending

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


